Form 10QSB
period 1995-07-31
ADMAR GROUP INC
filed 1995-09-20
CIK 779438

This document is a copy of Form 10-QSB filed on September 14, 1995 pursuant to a Rule 201 temporary hardship exemption.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                     --------------------------------------


                                  FORM 10-QSB



 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING JULY 31, 1995


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________.



                         COMMISSION FILE NUMBER 0-15117


           ----------------------------------------------------------


                             THE ADMAR GROUP, INC.
             (Exact name of Registrant as specified in its charter)

FLORIDA                                                           95-2579295
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

1551 N. TUSTIN AVENUE, SUITE 300,                                      92701
SANTA ANA, CALIFORNIA                                             (zip code)
(Address of principal executives offices)


       Registrant's telephone number, including area code: (714) 953-9600



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes X  No
                                                                  ---   ---

    The number of outstanding shares of Common Stock was 8,762,602 as of July 31, 1995.


                     --------------------------------------


                                                                   Page 1 of  13
                                                       Exhibit Index at Page  12

                             THE ADMAR GROUP, INC.


                                     INDEX

                                                                Page
                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets at July 31, 1995             3-4
        and January 31, 1995

        Consolidated Statements of Operations for                  5
        the Three and Six Months Ended July 31, 1995
        and July 31, 1994

        Consolidated Statements of Cash Flows for the            6-7
        Six Months Ended July 31, 1995 and
        July 31, 1994

        Notes to Condensed Consolidated Financial                8-9
        Statements

Item 2. Management's Discussion and Analysis                   10-11
        of Financial Condition and Results
        of Operations



PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                         12

Item 6. Exhibits and Reports on Form 8-K                          12

        Signatures                                                13

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                             THE ADMAR GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)



ASSETS

                                                                    July 31, 1995     January 31,
                                                                     (Unaudited)         1995
                                                                    -------------     -----------
 Current Assets:

 Cash                                                                   $   52           $  315

 Accounts receivable - trade, net of allowance
   for doubtful accounts of $100,000                                     1,612            1,550

 Income tax refund receivable                                               --               63

 Notes receivable from related parties                                      76               76

 Accounts receivable - other                                                53               69

 Other current assets                                                      342              351
                                                                        ------           ------

      Total current assets                                               2,135            2,424


 Property and Equipment, Net                                             1,013            1,130

 Preopening Costs - Net of accumulated
   amortization of $2,210,900 at July 31,
   1995 and $2,180,500 at January 31, 1995                               2,761            2,440

 Costs in excess of net assets acquired,
   net of accumulated amortization of
   $804,300 at July 31, 1995 and $735,400
   at January 31, 1995                                                   2,341            2,410

 Other Assets                                                               26               24
                                                                        ------           ------

 Total Assets                                                           $8,276           $8,428
                                                                        ======           ======



                            SEE ACCOMPANYING NOTES.

                             THE ADMAR GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)





LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                                                    July 31, 1995       January 31,
                                                                     (Unaudited)           1995
                                                                    -------------       -----------
 Current Liabilities:

 Note payable to bank                                                  $  200              $  475
 Accounts payable                                                         210                 579
 Accrued salaries and benefits                                            315                 356
 Other accrued liabilities                                                374                 496
 Income taxes payable                                                     154                  --
 Current portion of long-term debt and
  obligations under capital leases                                        419                 446
                                                                       ------              ------
     Total current liabilities                                          1,672               2,352

 Deferred Rent                                                            123                 179

 Deferred Income Taxes                                                     94                  94

 Note Payable to Stockholder                                            1,000               1,000

 Long-term Debt                                                           466                 237

 Obligations Under Capital Leases                                          64                  79


 Stockholders' Equity:

 Common stock, $.005 par value, 20,000,000
   shares authorized; 8,762,602 issued
   and outstanding                                                         44                  44

 Paid-in capital                                                        3,046               3,046
 Retained earnings                                                      1,767               1,397
                                                                       ------              ------
     Total stockholders' equity                                         4,857               4,487
                                                                       ------              ------

 Total Liabilities and Stockholders' Equity                            $8,276              $8,428
                                                                       ======              ======





                             SEE ACCOMPANYING NOTES

                             THE ADMAR GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JULY 31,1995 AND 1994

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   UNAUDITED




                                                             THREE MONTHS                         SIX MONTHS
                                                            ENDED JULY 31,                       ENDED JULY 31,
                                                        1995              1994              1995               1994
                                                     ----------        ----------        ----------         ----------
 Revenues                                            $    4,569        $    4,256        $    8,971         $    8,635

 Cost and Expense
   General administration and selling                     4,031             3,802             7,953              7,676
   Depreciation and amortization                            186               198               337                397
   Interest expense                                          46                38                94                 76
                                                     ----------        ----------        ----------         ----------
      Total costs and expenses                            4,263             4,038             8,384              8,149
                                                     ----------        ----------        ----------         ----------


 Earnings before provision for income
   taxes                                                    306               218               587                486

 Provision for income taxes                                 112                92               217                193
                                                     ----------        ----------        ----------         ----------

 Net income                                          $      194        $      126        $      370         $      293
                                                     ==========        ==========        ==========         ==========


 Per share information:
   Net income per common share                       $     .022        $     .014        $     .042         $     .034
                                                     ==========        ==========        ==========         ==========

 Weighted average number of common
   shares outstanding                                 8,762,602         8,727,602         8,762,602          8,604,004
                                                     ==========        ==========        ==========         ==========





                             SEE ACCOMPANYING NOTES

                             THE ADMAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1994

                                 (IN THOUSANDS)
                                   UNAUDITED





                                                                   1995                  1994
                                                                  -----                 -----
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                       $ 370                  $ 293
 Adjustment to reconcile net income to
   net cash flows from operating activities:
 Depreciation and amortization                                      335                    397
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable - trade               (62)                   138
   Decrease (increase) in receivables - other                        16                    (10)
   Decrease in income tax receivable                                 63                     67
   Decrease (increase) in prepaid expenses                            9                   (143)
   Decrease in accounts payable & accrued liabilities              (532)                   (30)
   Increase in unearned revenue                                      --                     23
   Decrease in deferred rent                                        (56)                   (46)
   (Increase) decrease in other assets                               (2)                     5
   Increase income tax payable                                      154                     56
                                                                  -----                  -----
   Net cash flows (used by) from operating activities             $ 295                  $ 750
                                                                  -----                  -----

 CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to pre-opening                                       $(351)                 $(475)
   Purchase of property and equipment                              (119)                  (276)
   Increase in Common Stock from sale of
     stock                                                                                   1
   Increase on capital in excess of par value from
     sale of stock                                                                         499
                                                                  -----                  -----
   Net cash flow (used by) from investing activities              $(470)                 $(251)
                                                                  -----                  -----





                             SEE ACCOMPANYING NOTES

                             THE ADMAR GROUP, INC.

                FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1994

                                 (IN THOUSANDS)
                                   UNAUDITED



                                                             1995               1994
                                                           -------              -----
 CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments of long-term debt                      $  (194)             $(154)
 Proceeds from issuance of long-term debt                      400                 --
 Principal payments of obligations under
   capital leases                                              (19)               (44)
 Proceeds on note payable to bank                            1,000                650
 Principal payments of note payable to bank                 (1,275)              (500)
                                                           -------              -----
 Net cash flows from financing activities                      (88)               (48)
                                                           -------              -----
 Net (decrease) increase in cash                              (263)               451

 Cash at beginning of period                                   315                386
                                                           -------              -----
 Cash at end of period                                     $    52              $ 837
                                                           =======              =====
 SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:

   Interest paid                                           $    64              $  76
                                                           =======              =====
   Income taxes paid                                       $    --              $  70
                                                           =======              =====




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

There were no dividends declared or unpaid for the three month periods ended July 31, 1995 and July 31,1994.





                             SEE ACCOMPANYING NOTES

                             THE ADMAR GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1995

                                  (UNAUDITED)

1.  BUSINESS

    The Admar Group, Inc. ("Admar" or the "Company") develops, markets and administers managed care products and services which facilitate the delivery and manage the cost of health care services. Admar provides a complete array of managed health care programs and services to insurance companies, self-funded employers and health care providers.

    Admar was one of the first Preferred Provider Organizations ("PPOs") in the nation and provides managed health care delivery systems nationally through customized programs, including extensive Preferred Provider and Exclusive Provider organizations, complete Utilization Management services, Catastrophic Case Management and Managed Care Administration services for employers and insurance carriers.

    Admar provides the following managed care programs and services:

         EXCLUSIVE HEALTH is Admar's health maintenance organization
         ("HMO") alternative program which provides self-funded employers and insurance companies the ability to have the same cost-containment benefits and features of HMO's while still offering the flexibility of self-funded and insured health benefit plans. The program creates a financial and quality care partnership between medical providers, patients and insurors, all of whom have the incentive to work together to contain medical costs while maintaining the quality of care.

         MED NETWORK is Admar's hospital and physician PPO which was developed in 1978. Med Network offers a comprehensive network which has continued to expand and now covers most of the nation. The network consists of primary care physicians, specialists, hospitals and pharmacies. Admar maintains and carefully selects health care providers in order for network participants to receive the highest quality health care programs available at the lowest cost.

         MED$ELECT is a hospital-only PPO available in all of the Med
         Network areas and in additional states. Med$elect enables employers and patients to save on their health care costs when they access care at contracted hospitals, regional medical centers and outpatient surgical centers.

         MED NETWORK EPO is Admar's national Exclusive Provider
         Organization ("EPO") which offers the same quality as Med Network PPO providers. Med Network EPO maintains stronger health care cost-containment features than a PPO due to aggressive utilization management controls, plan design incentives and referrals to the most cost-effective network providers and primary care physicians.

         HEALTHWATCH MEDICAL REVIEW SYSTEM is designed to ensure that hospitalizations, the most expensive component of the nation's health care budget, are prescribed and utilized appropriately without compromising health care. Within the HealthWatch utilization management system, medical/surgical, psychiatric, substance abuse, catastrophic illnesses/diseases and maternity management are monitored beginning with hospital pre-admission review through discharge and alternate site planning. In addition, HealthWatch provides complete Ambulatory Care Management, including authorization for all physician to physician referrals and all high cost ancillary services.

         HEALTHWATCH ADVANTAGE is a program that provides cost savings opportunities outside of the formalized preferred provider networks. HealthWatch Advantage identifies surgical and hospitalization cases which are being treated outside the employer's contracted PPO network and negotiates with attending hospitals and physicians to reduce their costs and defray some of the expenses associated with providing non-contracted health care services.

         Admar also operates a third party administrator in Boulder
         Colorado, Benefit Plan Administrators, Inc., which provides medically managed claims payment services to self-insured employers. The division also provides all required medical benefits consulting.

    Admar received a loan payable over seven years maturing September 30, 2002 in the amount of $400,000 from Principal Mutual Insurance Company
    ("Principal") on February 1, 1995.   This loan was in connection with
    Principal's agreement to use Admar's Exclusive Health product in the Southern California area.

    Admar reserved for issuance three hundred thousand (300,000) shares of the Company's Common Stock in conjunction with the adoption of the Employee Stock Purchase Plan ("ESPP") on May 15, 1995.

2.  RECENT DEVELOPMENTS

    On September 7, 1995, Admar announced that it is in discussions with Principal Health Care Inc. regarding the potential acquisition of all of the outstanding stock of Admar at a proposed cash purchase price of $2.25 per share. Material terms remain to be negotiated, due diligence remains to be completed, and there can be no assurance that a definitive agreement will be reached or that the transaction will be consummated.

3.  BASIS OF PRESENTATION

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended January 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended July 31, 1995 may not be indicative of the results that may be expected for the year ending January 31, 1996.

4.  PRE-OPENING COSTS

    Costs relating to the development of medical networks are deferred and amortized on a straight-line-basis over three years. Amortization commences as the revenues from the networks are recognized. Costs aggregating $351,000 have been capitalized for the six month period ending July 31, 1995 compared to $475,000 being capitalized for period ending July 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    THE SECOND QUARTER ENDED JULY 31, 1995 COMPARED WITH THE SECOND QUARTER ENDED JULY 31, 1994

    Revenues for the second quarter ended July 31, 1995 increased to $4,569,000 from 4,256,000 for the comparable period ended July 31, 1994. The increase was primarily the result of an increase in revenue from PPO several clients and from a price increase to a significant HealthWatch Utilization Management client. The increase in revenue to Image was primarily due to the increase of business with one client. The decrease in revenue to BPA/Managed Benefits was due to the loss of several clients. Revenue from HealthWatch Advantage increased due to an increase in the number of clients. Inflation was not a factor in the Company's results of operation for the period.

    The following table sets forth the revenue derived from each product line and the percentage that each product line bears to total revenue:

                                                                 REVENUE COMPARISON BY PRODUCT
                                                     2ND QUARTER ENDED            2ND QUARTER ENDED
                                                       JULY 31, 1995       %        JULY 31, 1994       %
                                                     -----------------   ----     -----------------   ----
 Alternate Delivery Systems (PPOs & EPOs)               $3,306,000       72.4         $2,719,000      63.9
 HealthWatch (U.M. products)                               653,000       14.3            556,000      13.0

 Image Financial and Insurance Services, Inc.              138,000        3.0             64,000       1.5

 Benefit Plan Administrators, Inc./                        255,000        5.6            808,000      19.0
   Wm. G. Hofgard & Company, Inc.
   Managed Benefits

 HealthWatch Advantage                                     216,000        4.7            101,000       2.4

 Miscellaneous                                               1,000         .0              8,000       0.2
                                                        ----------       ----         ----------      ----
                    TOTAL                               $4,569,000        100         $4,256,000       100
                                                        ==========       ====         ==========      ====


    Total costs and expenses increased to $4,263,000 from $4,038,000 an increase of 5.6%, in second quarter ended July 31, 1995 compared with the second quarter ended July 31, 1994. The increase was principally the result of additional costs in the administrative area and sales. Operating expenses improved as a percentage of revenues to 93.3% from 94.8%. General administrative and selling expenses decreased to 88.2% from 89.3% of revenues for the second quarter ended July 31, 1995.

    Depreciation and amortization decreased to $186,000 in the quarter ended July 31, 1995 from $198,000 in the comparable period of 1994 due to the absence of amortization of preopening costs not yet expensed for Exclusive Health and the majority of the preopening of PPO networks being fully amortized. Interest expense increased to $46,000 for the quarter ended July 31, 1995 from $38,000 for the comparable period of 1994 primarily due to an increase in debt.

    Net income for the second quarter ended July 31, 1995 increased to $194,000 from $126,000 for the comparable period ended July 31, 1994. The increase in net income resulted from an increase in revenue partially offset by an increase in costs.

    Pre tax income for the quarter ended July 31, 1995 increased to a profit of $306,000 from a profit of $218,000 for the comparable period ended July 31, 1994.

    The six months ended July 31, 1995 compared with the six months ended July 31,1994.

    Revenues increased by 3.9% to $8,971,000 for the six months ended July 31, 1995, from $8,635,000 for the comparable period of the prior year. Total costs and expenses increased by 2.9% to $8,384,000 for the six months ended July 31, 1995 from $8,149,000 for the comparable period of the prior year, and decreased as a percentage of revenue from 94.3% to 93.5%. The increase in costs was due primarily to the additional costs in the administrative and sales area. Depreciation, amortization and interest decreased by 8.9 % to $431,000 for the six months ending July 31, 1995 from $473,000 for the comparable period of the prior year, and decrease as a percentage of revenues from 5.5% to 4.8%. The reduction is due to most of the preopening of the PPO networks being fully amortized and the absence of preopening costs net yet expenses for Exclusive Health.

    Earnings before provision for income taxes for the six months ended July 31, 1995 increased by 20.1% to $587,000 as compared to $486,000 for the comparable six months in 1994. Net income increased for the six months ended July 31, 1995 to $370,000 from $293,000.


LIQUIDITY AND CAPITAL RESOURCES

    Cash decreased approximately $263,000 for the quarter ended July 31, 1995 primarily due to a decrease in accounts payable and accrued liabilities of $532,000 and a continued investment in the Exclusive Health product of $351,000. The Company continued to funds its cash requirements from internal operations. Cash flows from operating activities were $295,000 due primarily to net income. Cash flows used by investing activities totaled $470,000 due to the purchase of new equipment and furniture and additional preopening costs. Net cash flows from financing increased by $88,000 due to proceeds generated by increasing long term debt. Management believes that existing working capital and funds generated from operations will continue to be sufficient to meet its operational requirements.

    Inflation has not had a material effect on the Company.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        a. The Company is involved in legal actions incidental to its business. There were no material developments during the quarter on any such matters. Management does not believe the outcome of any of the litigation will have a material adverse effect on the consolidated operations or financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           a.  Exhibits

               Exhibit 27     Financial Data Schedule

(b) There were no reports on form 8-K filed for the quarter ended July 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE ADMAR GROUP, INC.
                                               REGISTRANT


Date:  September 13, 1995                     By: /s/Edward K. Evans
                                                  -------------------------
                                                  Edward K. Evans,
                                                  Principal Financial and
                                                  Accounting Officer and
                                                  Duly Authorized Officer