Form 10QSB
period 1995-10-31
ADMAR GROUP INC
filed 1995-12-14
CIK 779438

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                      ----------------------------------


                                 FORM 10-QSB



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDING OCTOBER 31, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO _____________.



                        COMMISSION FILE NUMBER 0-15117


                      ----------------------------------


                             THE ADMAR GROUP, INC.
            (Exact name of Registrant as specified in its charter)

           FLORIDA                                          59-2579295
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                      1551 N. Tustin Avenue, Suite 300,
                         Santa Ana, California 92705
                  (Address of principal executives offices)


      Registrant's telephone number, including area code: (714) 953-9600

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---
         The number of outstanding shares of Common Stock was 8,762,602 as of October 31, 1995.

         Transitional Small Business Disclosure Forms
         Yes          No    X
              -----       -----

                             THE ADMAR GROUP, INC.


                                     INDEX

                                                                                 Page
                                                                                 ----
PART I.   FINANCIAL INFORMATION


Item 1.   Consolidated Balance Sheets at October 31, 1995                         3-4
          and January 31, 1995

          Consolidated Statements of Operations for                                 5
          the Three and Nine Months Ended October 31, 1995
          and October 31, 1994

          Consolidated Statements of Cash Flows for the                           6-7
          Nine Months Ended October 31, 1995 and
          October 31, 1994

          Notes to Condensed Consolidated Financial                               8-9
          Statements

Item 2.   Management's Discussion and Analysis                                  10-11
          of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                        12

Item 6.   Exhibits and Reports on Form 8-K                                         12

          Signatures                                                               13

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             THE ADMAR GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)



                                    ASSETS

                                                               October 31,
                                                                  1995                     January 31,
                                                               (Unaudited)                    1995
                                                               -----------                 -----------
 Current assets:

 Cash                                                             $1,225                     $  315

 Accounts receivable - trade, net of allowance
   for doubtful accounts of $100,000                               1,733                      1,550

 Income tax refund receivable                                         --                         63

 Notes receivable from related parties                                76                         76

 Accounts receivable - other                                          28                         69

 Other current assets                                                377                        351
                                                                  ------                     ------

      Total current assets                                         3,439                      2,424


 Property and equipment, net                                         988                      1,130

 Preopening costs - net of accumulated
   amortization of $2,434,400 at October 31,
   1995 and $2,263,700 at January 31, 1995                         2,889                      2,440

 Costs in excess of net assets acquired,
   net of accumulated amortization of
   $839,300 at October 31, 1995 and $735,400
   at January 31, 1995                                             2,306                      2,410

 Other assets                                                         11                         24
                                                                  ------                     ------

 Total assets                                                     $9,633                     $8,428
                                                                  ======                     ======

                             THE ADMAR GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)





                 LIABILITIES AND COMMON STOCKHOLDERS' EQUITY


                                                                         October 31, 1995          January 31,
                                                                           (Unaudited)                1995
                                                                         ----------------          -----------
 Current liabilities:

 Note payable to bank                                                         $  500                  $  475

 Accounts payable                                                                474                     579

 Accrued salaries and benefits                                                   407                     356

 Other accrued liabilities                                                        41                     496

 Income taxes payable                                                            200                      --

 Current portion of long-term debt and
   obligations under capital leases                                              433                     446
                                                                              ------                  ------
     Total current liabilities                                                 2,055                   2,352

 Deferred rent                                                                    90                     179

 Deferred income taxes                                                            94                      94

 Note payable to stockholder                                                   1,000                   1,000

 Long-term debt                                                                1,370                     237

 Obligations under capital leases                                                105                      79


 Stockholders' equity:

 Common stock, $.005 par value, 20,000,000
   shares authorized; 8,762,602 issued
   and outstanding at October 31, 1995                                            44                      44

 Paid-in capital                                                               3,046                   3,046

 Retained earnings                                                             1,829                   1,397
                                                                              ------                  ------
     Total stockholders' equity                                                4,919                   4,487
                                                                              ------                  ------
 Total liabilities and sockholders' equity                                    $9,633                  $8,428
                                                                              ======                  ======




                             See Accompanying Notes

                             THE ADMAR GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   UNAUDITED




                                                           THREE MONTHS                         NINE MONTHS
                                                         ENDED OCTOBER 31,                    ENDED OCTOBER 31,
                                                    ---------------------------         -----------------------------
                                                       1995             1994               1995               1994
                                                    ----------       ----------         ----------         ----------
 Revenues                                           $    4,280       $    4,183         $   13,251         $   12,818

 Cost and expense
   General, administration and selling                   3,825            3,838             11,779             11,513
   Depreciation and amortization                           300              205                636                603
   Interest expense                                         47               40                141                116
                                                    ----------       ----------         ----------         ----------
      Total costs and expenses                           4,172            4,083             12,556             12,232
                                                    ----------       ----------         ----------         ----------

 Earnings before provision for income
   taxes                                                   108              100                695                586

 Provision for income taxes                                 46               40                263                233
                                                    ----------       ----------         ----------         ----------
 Net income                                         $       62       $       60         $      432         $      353
                                                    ==========       ==========         ==========         ==========
 Per share information:

   Net income per common share                      $     .007       $     .007         $     .049         $     .041
                                                    ==========       ==========         ==========         ==========
 Weighted average number of common
   shares outstanding                                8,762,602        8,728,000          8,762,602          8,633,470
                                                    ==========       ==========         ==========         ==========





                             See Accompanying Notes

                             THE ADMAR GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                                 (IN THOUSANDS)
                                   UNAUDITED





                                                                                        1995                   1994
                                                                                        -----                 ------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                             $ 432                 $  353
 Adjustment to reconcile net income to
   net cash flows from operating activities:
 Depreciation and amortization                                                            636                    603
 Changes in assets and liabilities:
   Increase in accounts receivable - trade                                               (183)                  (261)
   Decrease (increase) in receivables - other                                              41                    (12)
   Decrease in income tax receivable                                                       63                     67
   Increase in prepaid expenses                                                           (26)                  (112)
   Decrease in accounts payable & accrued liabilities                                    (509)                   (88)
   Increase in unearned revenue                                                            --                     11
   Decrease in deferred rent                                                              (89)                   (73)
   Decrease (increase) in other assets                                                     13                     (1)
   Increase in income tax payable                                                         200                     96
                                                                                        -----                 ------
   Net cash flows from operating activities                                             $ 578                 $  583
                                                                                        =====                 ======

 CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to pre-opening                                                             $(620)                 $(826)
   Purchase of property and equipment                                                    (219)                  (338)
   Increase in Common Stock from sale of stock                                             --                      1
   Increase in capital in excess of par value from
     sale of stock                                                                         --                  2,499
                                                                                        -----                 ------
   Net cash flow (used by) from investing activities                                    $(839)                $ (664)
                                                                                        =====                 ======





                             See Accompanying Notes

                             THE ADMAR GROUP, INC.

              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                                 (IN THOUSANDS)
                                   UNAUDITED



                                                                    1995                   1994
                                                                   -------                 -----
 CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments of long-term debt                              $  (276)                $(233)

 Proceeds from issuance of long-term debt                            1,400                    --

 Principal payments of obligations under
   capital leases                                                      (31)                  (54)

 Proceeds from obligation under capitalized lease                       53                    --

 Proceeds on note payable to bank                                    1,500                   825

 Principal payments of note payable to bank                         (1,475)                 (500)
                                                                   -------                 -----
 Net cash flows from financing activities                            1,171                    38
                                                                   -------                 -----
 Net increase (decrease) in cash                                       910                   (43)

 Cash at beginning of period                                           315                   386
                                                                   -------                 -----

 Cash at end of period                                             $ 1,225                 $ 343
                                                                   =======                 =====
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                   $    96                 $ 116
                                                                   =======                 =====
   Income taxes paid                                               $    --                 $  70
                                                                   =======                 =====




SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

There were no dividends declared or unpaid for the nine month period ended October 31, 1995 and October 31, 1994.





                            See Accompanying Notes

                            THE ADMAR GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               OCTOBER 31, 1995

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

         MED NETWORK is Admar's hospital and physician PPO which was developed in 1978. Med Network offers a comprehensive network consisting of primary care physicians, specialists, hospitals and pharmacies. Admar maintains and carefully selects health care providers in order for network participants to receive the highest quality health care programs available at the lowest cost.

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

         HEALTHWATCH MEDICAL REVIEW SYSTEM ("HealthWatch") is designed to ensure that hospitalizations, the most expensive component of the nation's health care budget, are prescribed and utilized appropriately without compromising health care. Within the HealthWatch utilization management system, medical/surgical, psychiatric, substance abuse, catastrophic illnesses/diseases and maternity management are monitored beginning with hospital pre-admission review through discharge and alternate site planning. In addition, HealthWatch provides complete Ambulatory Care Management, including authorization for all physician to physician referrals and all high cost ancillary services.

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


2.   RECENT DEVELOPMENTS

     On February 1, 1995, Admar received a loan payable in the principal amount of $400,000 from Principal Mutual Insurance Company ("Principal") in connection with Principal's agreement to use Admar's Exclusive Health product in the Southern California area. The loan accrues interest at the rate of 9.25% and is due in September, 2002.

     Admar reserved for the issuance of three hundred thousand (300,000) shares of the Company's Common Stock in connection with the adoption of its Employee Stock Purchase Plan ("ESPP") on May 15, 1995.

     On October 27, 1995, Admar entered into an Agreement and Plan of Merger providing for the acquisition of Admar by Principal Health Care, Inc., ("PHC") a privately held managed health care company which is a member of The Principal Financial Group. Pursuant to the Agreement and Plan of Merger, a wholly owned subsidiary of PHC, Inc. will be merged with and into Admar and Admar will survive the merger as a wholly-owned subsidiary of PHC. If the merger is approved by the shareholders of Admar, each share of Admar's Common Stock (other than shares as to which dissenters' rights have been properly exercised) will be converted into the right to receive $2.25 in cash, without interest.

     On October 31, 1995, Admar received three loans payable totaling $1,000,000 from Principal in connection with Principal's agreement to use Admar's Exclusive Health product in networks to be developed in Central and Northern California and also in parts of Arizona.

3.   BASIS OF PRESENTATION

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended January 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended October 31, 1995 may not be indicative of the results that may be expected for the year ending January 31, 1996.

4.   PRE-OPENING COSTS

     Costs relating to the development of medical networks are deferred and amortized on a straight-line-basis over three years. Amortization commences as the revenues from the networks are recognized. Costs aggregating $620,000 have been capitalized for the nine month period ending October 31, 1995 compared to $826,000 being capitalized for period ending October 31, 1994.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The third quarter ended October 31, 1995 compared with the third quarter ended
------------------------------------------------------------------------------
October 31, 1994
----------------

     Revenues for the third quarter ended October 31, 1995 increased 2.3% to $4,280,000 from $4,183,000 for the quarter ended October 31, 1994. The increase was primarily the result of an increase in revenue from HealthWatch Advantage due to the addition of new clients and an increase in volume from current clients. PPO revenue declined due to a drop in volume with several clients while HealthWatch revenue increased due to a price increase to a significant client. The increase in revenue to Image Financial & Insurance Services, Inc., a subsidiary of the Company, was primarily due to the increase of business with one client. The decrease in revenue to Benefit Plan Administrators, Inc., the Company's Colorado based third party administrator, was due to the loss of several clients.

     The following table sets forth the revenue derived from each product line and the percentage that each product line bears to total revenue:

                                                                          REVENUE COMPARISON BY PRODUCT
                                                           -----------------------------------------------------
                                                            QUARTER ENDED               QUARTER ENDED
                                                           OCTOBER 31, 1995     %      OCTOBER 31, 1994     %
                                                           ----------------   -----    ----------------   ------
      Alternate Delivery Systems (PPOs & EPOs)                 2,603,000       60.8        2,765,000        66.1

      HealthWatch (U.M. products)                                629,000       14.7          562,000        13.4

      Image Financial and Insurance Services, Inc.               137,000        3.2          116,000         2.8

      Benefit Plan Administrators, Inc./
        Wm. G. Hofgard & Company, Inc.
        Managed Benefits                                         266,000        6.2          608,000        14.5

      HealthWatch Advantage                                      645,000       15.1          124,000         3.0

      Miscellaneous                                               --            --             8,000         .02
                                                               ---------      -----        ---------      ------
                         TOTAL                                 4,280,000      100.0        4,183,000      100.00
                                                               =========      =====        =========      ======

     Total costs and expenses increased 2.2% to $4,172,000 from $4,083,000 in the quarter ended October 31, 1995 compared with the quarter ended October 31, 1994. The increase was principally the result of additional amortization of pre-opening costs. Total expenses improved as a percentage of revenues to 97.5% from 97.6%.

     General, administrative and selling expenses was constant in the quarter ended October 31, 1995 as comparison to the quarter ended October 31, 1994 but decreased as a percentage of revenues to 89.4% from 91.7% for the quarter ended October 31, 1995.

     Depreciation and amortization increased to $300,000 in the quarter ended October 31, 1995 from $205,000 in the quarter ended October 31, 1994 due to the increase of amortization of preopening costs for Exclusive Health. Interest expense increased to $47,000 for the quarter ended October 31, 1995 from $40,000 for the quarter ended October 31, 1994 primarily due to an increase in debt.

     Net income for the third quarter ended October 31, 1995 increased to $62,000 from $60,000 for the quarter ended October 31, 1994. The increase in net income resulted from an increase in revenue partially offset by an increase in costs.

     Pre tax income increased to $108,000 in the quarter ended October 31, 1995 from $100,000 for the quarter ended October 31, 1994.


The nine months ended October 31, 1995 compared with the nine months ended
--------------------------------------------------------------------------
July 31, 1994.
--------------

     Revenues increased 3.4% to $13,251,000 for the nine months ended October 31, 1995, from $12,818,000 for the nine months ended October 31, 1994 primarily because of an increase in the Advantage and HealthWatch products. Total costs and expenses increased by 2.7% to $12,556,000 for the nine months ended October 31, 1995 from $12,232,000 for the nine months ended October 31, 1994 and decreased as a percentage of revenue from 95.4% to 94.7%. The increase was due primarily to additional costs in administrative and sales. Depreciation, amortization and interest increased by 8.1% to $777,000 for the nine months ending October 31, 1995 from $719,000 for the nine months ended October 31, 1994, and increased as a percentage of revenues from 5.6% to 5.9% due primarily to preopening for Exclusive Health beginning to be amortized in the current period as well as an increase in debt to be serviced.

     Earnings before provision for income taxes for the nine months ended October 31, 1995 increased by 18.6% to $695,000 as compared to $586,000 for the nine months ended October 31, 1994. Net income increased 22.4% for the nine months ended October 31, 1995 to $432,000 from $353,000 for the nine months ended October 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Cash increased approximately $910,000 for the nine month quarter ended October 31, 1995 primarily due to the receipt of the proceeds of a loan from Principal in the principal amount of $1,400,000 to fund the building of Exclusive Health networks. The Company continued to funds its cash requirements from internal operations. Cash flows from operating activities were $578,000 due primarily to net income. Cash flows used by investing activities totaled $839,000 due to the purchase of new equipment and furniture and additional preopening costs. Net cash flows from financing increased by $1,171,000 due to proceeds generated by increasing long term debt. Management believes that existing working capital and funds generated from operations will continue to be sufficient to meet its operational requirements along with the loans from Principal for expansion of the Exclusive Health networks.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.  Exhibit 27 - Financial Data Schedule

        b. On November 8, 1995, the Company filed Form 8-K in connection with the execution of a definitive Agreement and Plan of Merger between the Company and PHC dated October 27, 1995. Incorporated by reference on Form 8-K filed November 8, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE ADMAR GROUP, INC.
                                              REGISTRANT


Date:  December 14, 1995                      By: /s/  EDWARD K. EVANS
                                                  ---------------------------
                                                  Edward K. Evans,
                                                  Chief Financial Officer